Form 10-K
period 2007-12-31
PPLUS Trust Series RRD-1
filed 2008-03-24
CIK 1354371

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

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

TABLE OF CONTENTS

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
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
The Bank of New York (in its role as trustee) has been identified by the registrant as participating in the servicing function with respect to the asset pool held by the PPLUS Trust Series RRD-1 (the “Servicing Party”). The Servicing Party has completed a report on assessment of compliance with the servicing criteria applicable to it (a “Servicing Report”), which Servicing Report is attached as exhibit 33.1 to this Form 10-K. The Servicing Party has provided an attestation report (an “Attestation Report”) by KPMG LLP, Independent Registered Public Accounting Firm, which report is attached as exhibit 34.1 to this Form 10-K. Each of the Servicing Report and the Attestation Report identified material instances of noncompliance with servicing criteria 1122(d)(2)(i) as described therein.

While Regulation AB does not contemplate identifying noncompliance on an individual transaction basis, the Servicing Party has confirmed to the Registrant that no instances of noncompliance with Regulation AB were discovered with respect to the PPLUS trust series that were part of the statistical sample used in preparing the Servicing Report. The Servicing Party has informed the Registrant that the Servicing Party cannot provide any assurances that had an analysis been done of each and every transaction included in the platform (including all PPLUS trust series forming part of the platform), that additional instances of noncompliance would not have been discovered. However, the Servicing Party has informed the Registrant that it has no reason, based on the sampling and analysis done, to believe that there are any instances of noncompliance with those PPLUS trust series that were not part of the sampling procedures.
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
(a)(1) Financial Statements: Not Applicable.
     (2) Financial Statement Schedules: Not Applicable.
     (3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
3.1. Amended and Restated Certificate of Incorporation of Merrill Lynch Depositor, Inc. (The “Depositor”) is set forth as Exhibit 3.1 to the Depositor’s Registration Statement on Form S-3 (Registration No. 333-29015, dated September 17, 1997) (the “Registration Statement”) and is incorporated herein by reference.
3.2. By-laws of the Depositor are set forth as Exhibit 3.2 to the Registration Statement and are incorporated herein by reference.
4.1. Standard Terms for Trust Agreements dated November 5, 2004 (the “Standard Terms”) are set forth as Exhibit 4 to the Form 8-A (No. 001-32364) filed by the Depositor with the SEC on November 24, 2004 and is incorporated herein by reference.
4.2. Series Supplement between Merrill Lynch Depositor, Inc., as Depositor, and The Bank of New York, as Trustee and Securities Intermediary, dated as of March 2, 2006, is set forth as Exhibit 4.2 to the Form 8-K filed by the registrant with the SEC on March 3, 2006 and is incorporated herein by reference.
31.1. Certification of Vice President of Registrant dated March 24, 2008, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York dated February 29, 2008.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York dated February 29, 2008.
35.1. Servicer Compliance Statement of the Bank of New York dated March 5, 2008.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 24, 2008	By:	/s/ Ronald Monaco
		Name:	Ronald Monaco
		Title:	Vice President