Form 10-K
period 2008-12-31
PPLUS Trust Series RRD-1
filed 2009-03-24
CIK 1354371

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑       Smaller reporting filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
None.
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
Item 9B Other Information
None.
PART III
The following items have been omitted in accordance with general instruction J to Form 10-K:
(A)	Item 10, Directors, Executive Officers and Corporate Governance.

(B)	Item 11, Executive Compensation.

(C)	Item 12, Security of Ownership of Certain Beneficial Owners and Management.

(D)	Item 13, Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14, Principal Accounting Fees and Services.
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of New York Mellon (in its role as trustee) has been identified by the registrant as participating in the servicing function with respect to the asset pool held by the PPLUS Trust Series RRD-1 (the “Servicing Party”). The Servicing Party has completed a report on assessment of compliance with the servicing criteria applicable to it (a “Servicing Report”), which Servicing Report is attached as exhibit 33.1 to this Form 10-K. The Servicing Party has provided an attestation report (an “Attestation Report”) by KPMG LLP, Independent Registered Public Accounting Firm, which report is attached as exhibit 34.1 to this Form 10-K. Each of the Servicing Report and the Attestation Report identified material instances of noncompliance with servicing criteria 1122(d)(2)(i) as decribed therein.

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

Item 1123 of Regulation AB. Servicer Compliance Statement
The Bank of New York Mellon has been identified by the registrant as the servicer with respect to the asset pool held by the Trust. The Bank of New York Mellon has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of The Bank of New York Mellon. The Compliance Statement is attached as an exhibit to this Form 10-K.
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
4.2. Series Supplement between Merrill Lynch Depositor, Inc., as Depositor, and The Bank of New York Mellon, as Trustee and Securities Intermediary, dated as of March 2, 2006, is set forth as Exhibit 4.2 to the Form 8-K filed by the registrant with the SEC on March 3, 2006 and is incorporated herein by reference.
31.1. Certification of Vice President of Registrant dated March 24, 2009, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 27, 2009.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 27, 2009.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 6, 2009.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 24, 2009	By:	/s/ Steven O’Neill
		Name:	Steven O’Neill
		Title:	Vice President