Form 10-K
period 2010-12-31
PPLUS Trust Series RRD-1
filed 2011-03-28
CIK 1354371

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

001-32824
(Commission file number of issuing entity)
PPLUS TRUST SERIES RRD-1
(Exact name of issuing entity)
333-116208
(Commission file number of depositor)
MERRILL LYNCH DEPOSITOR, INC.
(Exact name of depositor as specified in its charter)
MERRILL LYNCH DEPOSITOR, INC.
(Exact name of sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	13-3891329 (I. R. S. Employer Identification No.)

One Bryant Park 3rd Floor - Structured Credit Trading New York, NY (Address of principal executive offices of the issuing entity)	10036 (Zip Code)

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
(a)(1) Financial Statements: Not Applicable.
     (2) Financial Statement Schedules: Not Applicable.
     (3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
*3.1. Amended and Restated Certificate of Incorporation of Merrill Lynch Depositor, Inc. (the “Depositor”) is set forth as Exhibit 3.1 to the Depositor’s Registration Statement on Form S-3 (Registration No. 333-29015, dated September 17, 1997) (the “Registration Statement”) and is incorporated herein by reference.
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
*31.1. Certification of the Vice President of Registrant dated March 28, 2011, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 25, 2011.
*34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 25, 2011.
*35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 4, 2011.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 28, 2011	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President