Form 10-K
period 2014-12-31
PPLUS Trust Series RRD-1
filed 2015-03-20
CIK 1354371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2014

001-32824
(Commission file number of issuing entity)
PPLUS TRUST SERIES RRD-1
(Exact name of issuing entity)
333-116208
(Commission file number of depositor)
MERRILL LYNCH DEPOSITOR, INC.
(Exact name of depositor as specified in its charter)
MERRILL LYNCH DEPOSITOR, INC.
(Exact name of sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	13-3891329 (I. R. S. Employer Identification No.)

One Bryant Park, 4th FL New York, NY (Address of principal executive offices of the issuing entity)	10036 (Zip Code)

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑       Smaller reporting filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

While Regulation AB does not contemplate identifying noncompliance on an individual transaction basis, the Servicing Party has confirmed to the Registrant that no instances of noncompliance with Regulation AB were discovered with respect to the PPLUS trust series that were part of the statistical sample used in preparing the Servicing Report. The Servicing Party has informed the Registrant that the Servicing Party cannot provide any assurances that had an analysis been done of each and every transaction included in the platform (including all PPLUS trust series forming part of the platform), that instances of noncompliance would not have been discovered. However, the Servicing Party has informed the Registrant that it has no reason, based on the sampling and analysis done, to believe that there are any instances of noncompliance with those PPLUS trust series that were not part of the sampling procedures.

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
31.1. Certification of the President of Registrant dated March 20, 2015, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 27, 2015.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 27, 2015.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 2, 2015.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 20, 2015	By:	/s/ Dylan Lohonen
		Name:	Dylan Lohonen
		Title:	President