Form 10-K
period 2015-12-31
PPLUS Trust Series RRD-1
filed 2016-03-11
CIK 1354371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2015

001-32824
(Commission file number of issuing entity)
PPLUS TRUST SERIES RRD-1
(Exact name of issuing entity)

0001354371

(CIK number of issuing entity)

333-116208
(Commission file number of depositor)
MERRILL LYNCH DEPOSITOR, INC.
(Exact name of depositor as specified in its charter)

0001040240

(CIK number of depositor)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of sponsor as specified in its charter)

0001040240

(CIK number of sponsor)

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
Item 1B. Unresolved Staff Comments
None.
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1112(B) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
The underlying securities issued by R.R. Donnelley & Sons Company (the “underlying securities issuer” or the “significant obligor”) constitute the only pool assets held by PPLUS Trust Series RRD-1. Pursuant to Item 1100(c)(2) of Regulation AB, financial information relating to the significant obligor is not included in or incorporated by reference into this annual report on Form 10-K. For information with respect to the underlying securities held by PPLUS Trust Series RRD-1, please refer to R.R. Donnelley & Sons Company’s (Commission file number 001-04694) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.
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
31.1. Certification of the President of Registrant dated March 11, 2016, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 26, 2016.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 26, 2016.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated February 29, 2016.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 11, 2016	By:	/s/ Dylan Lohonen
		Name:	Dylan Lohonen
		Title:	President