Form 10-K
period 2016-12-31
PPLUS Trust Series RRD-1
filed 2017-03-17
CIK 1354371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2016

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
31.1. Certification of the President of Registrant dated March 17, 2017, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 28, 2017.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 28, 2017.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated February 28, 2017.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 17, 2017	By:	/s/ Mohammad N. Islam
		Name:	Mohammad N. Islam
		Title:	President