Form 10-K
period 2021-12-31
PPLUS Trust Series RRD-1
filed 2022-03-30
CIK 1354371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2021

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

Item 1A. Risk Factors

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

Item 1117 of Regulation AB. Legal Proceedings

PART II

Item 9B Other Information

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Item 15.Exhibits, Financial Statement Schedules

SIGNATURES

EX-31.1: CERTIFICATION

EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA

EX-34.1: ATTESTATION REPORT

EX-35.1: SERVICER COMPLIANCE STATEMENT

PART I
The following items have been omitted in accordance with general instruction J to Form 10-K:
(A)	Item 1, Business.

(B)	Item 2, Properties.

(C)	Item 3, Legal Proceedings.

(D)	Item 4, Mine Safety Disclosures.

Item 1A. Risk Factors

THE UNDERLYING SECURITIES ISSUER HAS CEASED TO BE A REPORTING COMPANY.

On March 15, 2022, R.R. Donnelly & Sons Company, the issuer of the Underlying Securities, filed a Form 15 “A Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934”. This is the last periodic report on file with the Securities and Exchange Commission for R.R. Donnelly & Sons Company. As a result of such event, The Bank of New York Mellon, as Trustee for the Trust was directed under Section 3.04 of the Standard Terms and the definition of Distribution Election under the Series Supplement to distribute the principal amount of Underlying Securities pro rata to the Certificateholders. On March 29, 2022, the Trustee began making distributions of the Underlying Securities upon presentation of the Certificates for cancellation. The Trust will terminate following the distribution of all Underlying Securities. As of this date, the distributions are still ongoing and the Trust has not yet been terminated. For more information regarding this matter or for how to surrender your Certificates, please see:

•	Current report on Form 8-K filed by the Depositor with the SEC on March 28, 2022.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
31.1. Certification of the President of Registrant dated March 30, 2022, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 28, 2022.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 28, 2022.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated February 11, 2022.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 30, 2022	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President